Form 10KSB
period 2000-12-31
CYBERGATE INC
filed 2001-02-22
CIK 1017307

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______________ to _____________ .

Commission file number: 000-31417

Cybergate, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0356047 (I.R.S. Employer Identification No.)

268 West 400 South, Suite 300, Salt Lake City, Utah 84101

(Address of Principal Executive Offices) (Zip Code)

(801) 575-8073

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000 were $64.

At February 21, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 5,542,000.

TABLE OF CONTENTS

PART I

Page

Item 1. Description of Business 1

Item 2. Description of Property 5

Item 3. Legal Proceedings 5

Item 4. Submission of Matters to a Vote of Security-Holders 5

PART II

Item 5. Market for Common Equity and Related Stockholder Matters 6

Item 6. Management's Discussion and Analysis or Plan of Operation 8

Item 7. Financial Statements 10

Item 8. Changes in and Disagreements With Accountants on

Accounting and Financial Disclosure 11

PART III

Item 9. Directors and Executive Officers 11

Item 10. Executive Compensation 12

Item 11. Security Ownership of Certain Beneficial Owners and Management 12

Item 12. Certain Relationships and Related Transactions 13

Item 13. Exhibits and Reports on Form 8-K 13

Signatures 14

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Cybergate, Inc. (the "Company") was formed as a Nevada corporation on February 15, 1996, and had no significant operations until December 15, 1999 (date of inception), for the purpose of specializing in Internet "virtual mall" development. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's former parent, Axia Group, Inc. (f/k/a CyberAmerica Corporation), a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc. was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding CyberMalls, Inc.'s plans to create the search engine were discontinued. Consequently, the plans to create a virtual mall with at least 40 theme based stores with the 40 related companies including the Company's theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 as a result of the inability of the Company's then parent to sufficiently fund the Company's planned operations and is currently seeking a business or businesses to acquire.

General

The Company is a "blank check" or "shell" corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of Richard Surber, its sole officer and director and his affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of Richard Surber, the Company's sole officer and director. In analyzing prospective businesses, Richard Surber will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation to effect a merger or acquisition, and other circumstances.

Acquisition of a Business

The implementing of a structure that will effect any given business transaction, may cause the Company to become party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated business transaction cannot yet be determined. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. In other words, the Company does not intend to merely buy non controlling interests in other businesses. Rather, its current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that the Company's present management will no longer control Company affairs. Further, a majority or all of the Company's present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Richard Surber, sole officer and director, may, as a negotiated part of the transaction, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from Richard Surber and/or Axia Group, Inc., or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, whether from Richard Surber or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to Richard Surber or Axia Group, Inc.. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including Richard Surber, are a negotiated part of a future merger or acquisition, a conflict of interest may arise since Richard Surber will be negotiating for the merger or acquisition on behalf of the Company and for the sale of their shares for their own respective accounts. Where a business opportunity is well suited for merger or acquisition by the Company, but affiliates of the prospective business opportunity impose a condition that management sell its shares at a price which is unacceptable to them, management may not sacrifice its financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for its shares is high, management may be inclined to effect the acquisition in order to realize a substantial gain on its shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for its shares is fair. Shareholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its shareholders.

Although the terms of any registration rights and the number of securities, if any, which may be registered cannot be determined at this time, it may be expected that any registration of securities by the Company would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be determined at this time, it may be expected that the parties to any business transaction will find it desirable to structure the merger or acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986 (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company expects to be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities under Section 368. The acquiring corporation will issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the merging or acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be determined at this time, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 5 hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is identifying and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business venture.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The building is owned by Canton's Commercial Carpet Corporation, a majority owned subsidiary of Axia Group, Inc. which is a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during to fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company intends to file a Form 15c-(2)(11) in an effort to obtain a listing on the NASD over the counter bulletin board to create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive acquisition or merger candidate. However, there is no guarantee that the Company will obtain a listing on the NASD over-the-counter bulletin board or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the NASD over the counter bulletin board is obtained.

Recent Sales of Unregistered Securities

The Company issued no additional securities in the period covered which were not disclosed in the form 10SB12G filing dated August 30, 2000.

Record Holders

As of December 31, 2000, there were eighty three (83) shareholders of record holding a total of 5,542,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2001, but there can be no assurance that this expectation will be fully realized.

Results of Operations

The Company had no revenue from continuing operations from inception through period ended December 31, 2000.

General and administrative expenses for the periods ended December 31, 2000 and 1999 were $4,859 and $20,898 respectively. General and administrative expenses for 2000 and 1999 consisted of expenses to keep the Company in good corporate standing, fees to Transfer Agents, and minimal expenses for office and bank account administration.

The Company had a net loss of $4,795 and $20,898 for the periods ended December 31, 2000 and 1999. The Company's net loss for fiscal 2000 was attributable to general and administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of December 31, 2000, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 5,542,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of December 31, 2000. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2001. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2001. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, the promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Axia Group, Inc. will loan the Company sufficient funds to cover these costs over the next twelve months. Richard Surber will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2000 are attached hereto as F-1 through F-10.

Cybergate, Inc

(A Development Stage Company)

Audited Financial Statements

December 31, 2000 and 1999

CYBERGATE, INC.

(A Development Stage Company)

INDEX

Page

Report of Jones, Wright, Simkins & Associates LLP F-2

Report of Tanner + Co. F-3

Balance Sheet F-4

Statement of Operations F-5

Statement of Stockholder's Equity F-6

Statement of Cash Flows F-7

Notes to Financial Statements F-8

[JONES, WRIGHT, SIMKINS & ASSOCIATES

95 WEST 100 SOUTH, SUITE #200

LOGAN, UTAH 84323-0747

PHONE: 435-752-1510

FAX: 435-752-4878]

INDEPENDENT AUDITORS' REPORT

To the Stockholders' and

Board of Directors of

Cybergate, Inc.

We have audited the accompanying balance sheet of Cybergate, Inc. (a development stage company), as of December 31, 2000 and the related statements of operations and stockholders' equity, and cash flows for the period from December 7, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybergate, Inc. (a development stage company), as of December 31, 2000 and the results of its operations and its cash flows for the period from December 7, 1999 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Wright, Simkins & Associates

Logan, Utah

January 24, 2001

CYBERGATE, INC.

(A Development Stage Company)

BALANCE SHEET

December 31,

	2000	1999
Assets

Cash & cash equivalents	$11,150	$-
Stock subscription receivable	-	15,360

Total Current Assets	$11,150	$15,360

Liabilities and Stockholders' Equity

Current liabilities - accounts payable	$1,423	$838

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 5,542,000 shares issued and outstanding	5,542	5,542
Additional paid-in capital	30,878	30,878
Deficit accumulated during the development stage	(26,693)	(21,898)

Total stockholders' equity	9,727	14,522

	$11,150	$15,360

See accompanying notes to Financial Statements

CYBERGATE, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	Year Ended December 31, 2000	December 15, 1999 (date of inception) to December 31, 2000	Cumulative Amounts Since Inception

Revenues - interest income	$64	$-	$64

General and administrative costs	4,859	20,898	25,757

Loss before income taxes	(4,795)	(20,898)	(25,693)

Provision for income taxes	-	-	-

Net Loss	$(4,795)	$(20,898)	$(25,693)

Income / (Loss) per common share - basic and	$-	$(0.01)	$(0.01)

Weighted average common shares - basic and	5,542,000	2,236,000	5,403,000

See accompanying notes to Financial Statements

CYBERGATE, INC.

(A Developmental Stage Company)

Statement of Stockholders' Equity

December 15, 1999 (Date of Inception) to December 31, 2000

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 15, 1999 (date of inception)	-	$-	1,000,000	$1,000	$-	$(1,000)	$-

Stock Split	-	-	1,000,000	1,000	(1,000)	-	-

Issuance of common stock for:
Services	-	-	2,006,000	2,006	18,054	-	20,060
Stock subscription receivable	-	-	1,536,000	1,536	13,824	-	15,360

Net Loss	-	-	-	-	-	(20,898)	(20,898)

Balance at December 31, 1999	-	-	5,542,000	5,542	30,878	(21,898)	14,522

Net Loss	-	-	-	-	-	(4,795)	(4,795)

Balance at December 31, 2000	-	$-	5,542,000	$5,542	$30,878	$(26,693)	$9,727

See accompanying notes to Financial Statements

CYBERGATE, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2000	December 15, 1999 (date of inception) to December 31, 2000	Cumulative Amounts Since Inception

Cash flows from operating activities:
Net loss	$(4,795)	$(20,898)	$(25,693)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Stock compensation expense	-	20,060	20,060
Increase in accounts payable	585	838	1,423

Net cash provided by operating activities	(4,210)	-	(4,210)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Decrease in stock subscription receivable	15,360	-	15,360

Net increase in cash	11,150	-	11,150

Cash, beginning of period	-	-	-

Cash, end of period	$11,150	$-	$11,150

See accompanying notes to Financial Statements

CYBERGATE, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2000 and 1999

Note 1 - Organization and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2000.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CYBERGATE, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2000 and 1999

Note 2 - Going Concern

As of December 31, 2000, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms of acceptable to the Company.

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Year Ended December 31, 2000	December 15, 1999 (date of inception) to December 31, 1999	Cumulative Amounts Since Inception

Income tax benefit at statutory rate	$1,000	$3,000	$4,000
Change in valuation allowance	(1,000)	(3,000)	(4,000)

	$-	$-	$-

Deferred tax assets are as follows at December 31:

	2000	1999

Operating loss carry forwards	$4,000	$3,000
Valuation allowance	(4,000)	(3,000)

	$-	$-

The Company has net operating loss carryforwards of approximately $26,000, which begin to expire in the year 2019. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

CYBERGATE, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2000 and 1999

Note 4 - Supplemental Cash Flow Information

No amounts were paid for interest or income taxes during the period ended December 31, 2000 and 1999.

During the period ended December 31, 1999, the Company issued common stock in exchange for services valued at $20,060 and a stock subscription receivable of $15,360.

Note 5 - Common Stock Split

On December 15, 1999, the Company's Board of Directors approved a 2-for-1 common stock split. All per share information and number of common shares have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 6 - Stock Plan

The company has adopted a benefit plan (the Plan). Under the Plan, the Company may issue shares of the Company's common stock and/or grant options to acquire the Company's common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, stock may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company but are not employees of the Company.

As of December 31, 2000, no stock or stock options have been issued under this plan.

Note 7 - Fair Value of Financial Instruments

The company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 8 - Recent Accounting Pronouncements

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statements No. 133." SFAS 138 and 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 138 and 133 will not have any material effect on the financial statements of the Company.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 12". The Company believes that the adoption of SFAS 139 will not have any material effect on the financial statements of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On November 9, 2000, Cybergate, Inc. terminated its relationship with Tanner + Co. ("Tanner"), the principal accountant previously engaged to audit the Company's financial statements. Effective November 9, 2000, the Company retained Jones, Wright, Simkins and Associates ("Jones") as the principal accountants to replace Tanner. The Company's audit committee and board of directors approved the change of accountants from Tanner to Jones.

The audit reports of Tanner on the Company's financial statements for the fiscal year ending December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following individual constitutes the Company's sole Executive Officer and Director as of January 22, 2001.

Name Age Position

Richard D. Surber 27 President, Secretary, and Director

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Richard D. Surber, 27, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He serves, or has served, as an officer and director of the following public companies: Axia Group, Inc. (f/k/a CyberAmerica Corporation), a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Chattown.com Network, Inc. (f/k/a Vaxcel, Inc.), which is unrelated to the Company (president and director from June, 1999 to April 10, 2000); Kelly's Coffee, Group, Inc., a shell company whose plan is to acquire an unidentified company (president and director from May, 1999 to the present); China Mall USA.com, Inc., a former subsidiary of Axia Group, Inc., which currently is a non-reporting Chinese Internet company (president and director 1992 to June, 1999); Youthline USA, Inc., a shell company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Premier Brands, Inc., a shell company (president and director April, 1998 to September, 1998); and Golden Opportunity Development Corporation, a majority owned subsidiary of Axia Group, Inc., (president and director from September, 1999 to present) whose operations consist of operating a 134 room hotel in Baton Rouge, Louisiana; Power Exploration, Inc., an oil and gas company (director from January 28, 2000 to the June 23, 2000). Mr. Surber is also the President and a Director of several private shell companies that intend to become fully reporting public companies. Mr. Surber began his term as the Company's President and Director on December 15, 1999.

ITEM 10. EXECUTIVE COMPENSATION

No cash compensation was paid to Richard Surber during the fiscal years ended December 31, 1999 or 2000. The Company, as of the filing date, has issued Richard Surber a total of 2,000,000 Shares for his services to the Company valued at $2,000. The Company in 1996 also issued Axia Group, Inc. (f/k/a CyberAmerica Corporation) 2,000,000 shares for the organizational cost of the Company valued at $2,000. There is currently no policy in place that prevents the Company from compensating Richard Surber or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

The Company has no agreement or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby Richard Surber or any of the Company's principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to Richard Surber or any of its principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

Upon the merger or acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that Richard Surber remains after effecting a business acquisition, his time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the company during the years 1998 to 2000. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP payouts ($)	All Other Compensation ($)
Richard D. Surber Secretary, Treasurer and Director	2000 1999 1998	0 0 0	- - -	- - -	- $2,000 -	- - -	- - -	- - -

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Richard Surber, President 268 W. 400 S., Suite 300 Salt Lake City, Utah 84101	4,000,000(1)	72.2%
Common Stock	Axia Group, Inc. 268 W. 400 S., Suite 300 Salt Lake City, Utah 84101	2,000,000	36.1%
Common Stock	All Executive Officers and Directors as a Group	4,000,000	72.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1999, the Company issued 2,006,000 shares of Common Stock to Richard Surber (2,000,000) and Wayne Newton (5,000), Allan Merrill (500) and Kevin Schillo (500), valued at par ($0.001) for services rendered pursuant to Rule 701 of the Securities Act of 1933. Mr. Surber is the President and Director of the Company and Wayne Newton was the Controller of Axia Group, Inc., a 36.1% shareholder and former parent of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.

On November 11, 2000 the company filed a form 8-K in which the company changed independent auditors from Tanner and Company to Jones, Wright, Simpkins and Assoc.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2001.

Cybergate, Inc.

/s/ Richard Surber

_______________________________ Name: Richard Surber

Title: President and Director

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO EXHIBITS

Exhib. Page

No. No. Description

3(i) * Articles of Incorporation of Cybergate, Inc., a Nevada corporation, filed with the State of Nevada on February 15, 1996.

3(ii) * Amendment to the Articles of Incorporation of Cybergate, Inc., a Nevada corporation, filed with the State of Nevada on December 15, 1999.

3(iii) * By-laws of the Company adopted on December 31, 1999.

4 * Employee Benefit Plan adopted on December 14, 1999.

27 * Financial Data Schedule "CE"

* Incorporated by reference from Form 10-SB filed August 30, 2000.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

1. Richard D. Surber is the President and CEO of Axia Group, Inc. and therefore has voting power over the 2,000,000 shares held by Axia Group, Inc. Mr. Surber personally owns 2,000,000 additional shares of the Company's stock.