Form 10KSB/A
period 2000-12-31
CYBERGATE INC
filed 2001-03-27
CIK 1017307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______________ to
_____________ .

         Commission file number: 000-31417
                                 ---------

                                 Cybergate, Inc.
                 (Name of Small Business Issuer in Its Charter)



                     Nevada                            88-0356047
                     ------                            ----------
        (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of each Exchange on Which Registered
      -------------------             ------------------------------------------
Common Stock ($0.001 Par Value)                          None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X                  No
              ------                   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 2000 were $64.

At February 21, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 5,542,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.    Description of Business............................................1

Item 2.    Description of Property............................................5

Item 3.    Legal Proceedings..................................................5

Item 4.    Submission of Matters to a Vote of Security-Holders................5


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........6

Item 6.    Management's Discussion and Analysis or Plan of Operation..........8

Item 7.    Financial Statements..............................................10

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure...............................11

                             PART III

Item 9.    Directors and Executive Officers..................................11

Item 10.   Executive Compensation............................................12

Item 11.   Security Ownership of Certain Beneficial Owners and Management....12

Item 12.   Certain Relationships and Related Transactions....................13

Item 13.   Exhibits and Reports on Form 8-K..................................13

           Signatures........................................................14

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

                                 Cybergate, Inc
                          (A Development Stage Company)
                          Audited Financial Statements
                           December 31, 2000 and 1999

                                 CYBERGATE, INC.
                          (A Development Stage Company)

                                      INDEX



                                                                            Page


Report of Jones, Wright, Simkins & Associates LLP............................F-2

Report of Tanner + Co........................................................F-3

Balance Sheet................................................................F-4

Statement of Operations......................................................F-5

Statement of Stockholder's Equity............................................F-6

Statement of Cash Flows......................................................F-7

Notes to Financial Statements................................................F-8

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

INDEPENDENT AUDITORS'REPORT



To the Stockholders' and
Board of Directors of
CyberGate, Inc.


We have audited the accompanying balance sheet of CyberGate, Inc. (a development stage company), as of December 31, 1999 and the related statements of operations andstockholders'equity, and cash flows forthe period from December 15, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberGate, Inc. (a development stage company), as of December 31, 1999 and the results of its operations and its cash flows for the period from December 15, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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

/s/ Tanner + Co.

TANNER + CO.

Salt Lake City, Utah
February 19, 2000

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                             December 31,
                                                                           --------------------------------------------
                                                                                  2000                   1999
                                                                           -------------------   ---------------------
                                 Assets

Cash & cash equivalents                                                   $             11,150  $                    -
Stock subscription receivable                                                                -                  15,360
                                                                           -------------------   ---------------------

                                                                           -------------------   ---------------------
                                    Total Current Assets                  $             11,150  $               15,360

                                                                           ===================   =====================


                  Liabilities and Stockholders' Equity

Current liabilities - accounts payable                                    $              1,423  $                  838
                                                                           -------------------   ---------------------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
           no shares issued and outstanding                                                  -                       -
     Common stock, $.001 par value, 100,000,000 shares
           authorized, 5,542,000 shares issued and outstanding                           5,542                   5,542
     Additional paid-in capital                                                         30,878                  30,878
     Deficit accumulated during the development stage                                  (26,693)                (21,898)
                                                                           -------------------   ---------------------

                                    Total stockholders' equity                           9,727                  14,522
                                                                           -------------------   ---------------------

                                                                          $             11,150  $               15,360

                                                                           ===================   =====================



                 See accompanying notes to Financial Statements

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                December 15, 1999       Cumulative
                                                              Year Ended       (date of inception)       Amounts
                                                             December 31,        to December 31,          Since
                                                                 2000                 2000              Inception
                                                           -----------------    ------------------   --------------

Revenues - interest income                                $               64    $                -  $            64

General and administrative costs                                       4,859                20,898           25,757
                                                           -----------------    ------------------   --------------

                  Loss before income taxes                            (4,795)              (20,898)         (25,693)

Provision for income taxes                                                 -                     -                -
                                                           -----------------    ------------------   --------------

                  Net Loss                                $           (4,795)   $          (20,898) $       (25,693)

                                                           =================    ==================   ==============
Income / (Loss) per common share - basic an
diluted                                                                                      (0.01)           (0.01)
                                                           =================    ==================   ==============

Weighted average common shares - basic and diluted                 5,542,000             2,236,000        5,403,000

                                                           =================    ==================   ==============


                 See accompanying notes to Financial Statements

                                 CYBERGATE, INC.
                         (A Developmental Stage Company)
                        Statement of Stockholders' Equity
           December 15, 1999 (Date of Inception) to December 31, 2000


                                             Preferred Stock          Common Stock          Additional
                                       ------------------------- ------------------------    Paid-in    Accumulated
                                        Shares        Amount        Shares        Amount     Capital      Deficit        Total
                                       ---------  -------------- ------------    --------   --------     ----------   -----------

Balance at December 15, 1999
(date of inception)                            - $             -    1,000,000   $   1,000  $       -   $    (1,000)             -

Stock Split                                    -               -    1,000,000       1,000     (1,000)            -              -

Issuance of common stock for:
    Services                                   -               -    2,006,000       2,006     18,054             -         20,060
    Stock subscription receivable              -               -    1,536,000       1,536     13,824             -         15,360

Net Loss                                       -               -            -           -          -       (20,898)       (20,898)
                                       ---------  -------------- ------------    --------   --------    ----------    -----------

Balance at December 31, 1999                   -               -    5,542,000       5,542     30,878       (21,898)        14,522

Net Loss                                       -               -            -           -          -        (4,795)        (4,795)
                                       ---------  -------------- ------------    --------   --------    ----------    -----------

Balance at December 31, 2000                   - $             -    5,542,000   $   5,542  $  30,878   $   (26,693)  $      9,727

                                       =========  ============== ============    ========   ========    ==========   ============

                 See accompanying notes to Financial Statements

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                 December 15, 1999        Cumulative
                                                               Year Ended       (date of inception)         Amounts
                                                              December 31,        to December 31,            Since
                                                                  2000                 2000                Inception
                                                            ----------------    --------------------    ---------------
 Cash flows from operating activities:
     Net loss                                              $          (4,795)  $             (20,898)  $        (25,693)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Stock compensation expense                                    -                  20,060             20,060
             Increase in accounts payable                                585                     838              1,423
                                                            ----------------    --------------------    ---------------

             Net cash provided by operating activities                (4,210)                      -             (4,210)
                                                            ----------------    --------------------    ---------------

Cash flows from investing activities                                       -                       -                  -
                                                            ----------------    --------------------    ---------------

Cash flows from financing activities
        Decrease in stock subscription receivable                     15,360                       -             15,360
                                                            ----------------    --------------------    ---------------

Net increase in cash                                                  11,150                       -             11,150

Cash, beginning of period                                                  -                       -                  -
                                                            ----------------    --------------------    ---------------

Cash, end of period                                        $          11,150   $                   -   $         11,150

                                                            ================    ====================    ===============

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

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                             December 15, 1999        Cumulative
                                                         Year Ended         (date of inception)         Amounts
                                                        December 31,          to December 31,            Since
                                                            2000                    1999               Inception
                                                      -----------------    ----------------------   ---------------


Income tax benefit at statutory rate                 $            1,000   $                 3,000  $          4,000
Change in valuation allowance                                    (1,000)                   (3,000)           (4,000)
                                                      -----------------    ----------------------   ---------------

                                                     $                -   $                     -  $              -
                                                      =================    ======================   ===============

Deferred tax assets are as follows at December 31:


                                               2000                1999
                                               ----                ----

Operating loss carry forwards            $          4,000   $           3,000
Valuation allowance                                (4,000)             (3,000)
                                          ---------------    ----------------

                                         $              -   $               -
                                          ===============    ================


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

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 12". The Company believes that the adoption of SFAS 139 will not have any material effect on the financial statements of the Company.
                                       F-10

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

                         SUMMARY COMPENSATION TABLE

                                        Annual Compensation                              Long Term Compensation
                               --------------------------------------  -----------------------------------------------------------
                                                                                 Awards                          Payouts
                                                                       ------------------------------  ---------------------------
                                                                                       Securities
                                                                       Restricted      Underlying
                                                      Other Annual        Stock         Options           LTIP          All Other
   Name and Principal            Salary     Bonus     Compensation      Award(s)          SARs          payouts       Compensation
        Position         Year      ($)       ($)           ($)             ($)            (#)             ($)              ($)
                        ------  ---------  --------   --------------  --------------   ------------    ------------  ---------------

Richard D. Surber        2000           0         -                -               -              -               -                -
Secretary, Treasurer     1999           0         -                -          $2,000              -               -                -
and Director             1998           0         -                -               -              -               -                -


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


  Title of Class        Name and Address of Beneficial             Amount and Nature of            Percent of Class
                                   Ownership                       Beneficial Ownership
   Common Stock            Richard Surber, President
                           268 W. 400 S., Suite 300                     4,000,000(1)                     72.2%
                          Salt Lake City, Utah 84101
   Common Stock                Axia Group, Inc.                          2,000,000                       36.1%
                           268 W. 400 S., Suite 300
                          Salt Lake City, Utah 84101
   Common Stock           All Executive Officers and                     4,000,000                       72.2%
                             Directors as a Group

(1)Richard D. Surber is the President and CEO of Axia Group, Inc. and therefore has voting power over the 2,000,000 shares held by Axia Group, Inc. Mr. Surber personally owns 2,000,000 additional shares of the Company's stock.

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

                                         Cybergate, Inc.

                                         /s/ Richard Surber
                                         -------------------------------
                                         Name: Richard Surber
                                         Title: President and Director







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