Form 10QSB
period 2001-03-31
CYBERGATE INC
filed 2001-05-15
CIK 1017307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from              to             .
                                                  ------------    --------------


         Commission file number: 0-31417
                                 -------


                                 CYBERGATE, INC.
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

                       Yes XX         No
                          ------        --------

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2001 was 20,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cybergate, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year and cumulative amounts are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of March 31, 2001.................................F-2

Unaudited Statement of Operations for the three months ended March 31, 2001 and 2000 and December 15, 1999 (Date of Inception) to March 31, 2001.........F-3

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and 2000 and December 15, 1999 (Date of Inception) to March 31, 2001.........F-4

Notes to Condensed Financial Statements......................................F-5

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                         Balance Sheet for period ending
                                 March 31, 2001

                                                                          March 31, 2001
                                                                          (Unaudited)
                                                                           ---------------

Assets

Cash & cash equivalents                                                $            8,488
                                                                          ---------------
         Total Current Assets                                                       8,488
                                                                          ---------------

                  Total Assets                                         $            8,488

                                                                          ===============


Liabilities and Stockholders' Equity

Current liabilities - accounts payable                                 $            2,836
                                                                          ---------------
         Total Current Liabilities                                                  2,836
                                                                          ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
           no shares issued and outstanding                                             -
     Common stock, $.001 par value, 100,000,000 shares
           authorized, 5,542,000 shares issued and outstanding                      5,542
     Additional paid-in capital                                                    30,878
     Accumulated deficit                                                          (30,768)
                                                                          ---------------
         Total stockholders' equity                                                 5,652
                                                                          ---------------

                   Total liabilities and stockholders' equity          $            8,488

                                                                          ===============

                 See accompanying notes to Financial Statements

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
                 Three months ended March 31, 2001 and 2000, and
             December 15, 1999 (Date of Inception) to March 31, 2001

                                                                Three months        Three months
                                                                   ended               ended          Inception to
                                                                 March 31,           March 31,          March 31,
                                                                    2001                2000              2001
                                                              ----------------    ----------------  -----------------


Revenues - interest income                                     $            64    $              -   $            128

General and administrative costs                                         4,139               3,516             29,896
                                                              ----------------    ----------------  -----------------

                  Income / (Loss) before income taxes                   (4,075)             (3,516)           (29,768)

Provision for income taxes                                                   -                   -                  -
                                                              ----------------    ----------------  -----------------

                  Net Income / (Loss)                          $        (4,075)   $         (3,516)  $        (29,768)

                                                              ================    ================  =================

Income / (Loss) per common share - basic and diluted           $         (0.00)   $         (0.00)   $          (0.01)
                                                              ================    ================  =================

Weighted average common shares - basic and diluted                   5,542,000           5,542,000          5,403,000
                                                              ================    ================  =================




                 See accompanying notes to Financial Statements

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                 Three months ended March 31, 2001 and 2000 and
             December 15, 1999 (Date of Inception) to March 31, 2001

                                                                      Three Months ended
                                                                           March 31,
                                                                                               Inception to
                                                                                                March 31,
                                                                     2001          2000         2001
                                                               ------------   -----------  ---------------
Cash flows from operating activities:
     Net loss                                                 $      (4,075)  $    (3,516)  $      (29,768)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Stock compensation expense                                   -             -           20,060
             Increase in accounts payable                             1,413         1,505            2,836

                                                               ------------  ------------  ---------------

             Net cash (used) in operating activities                 (2,662)       (2,011)          (6,872)
                                                               ------------  ------------  ---------------

Cash flows from investing activities                                      -             -                -
                                                               ------------  ------------  ---------------

Cash flows from financing activities
           Decrease in stock subscription receivable                      -        15,360           15,360
                                                               ------------  ------------  ---------------

             Net cash provided by investing activities                    -        15,360           15,360
                                                               ------------  ------------  ---------------

Net increase in cash                                                 (2,662)       13,349            8,488

Cash, beginning of period                                            11,150             -                -
                                                               ------------  ------------  ---------------

Cash, end of period                                           $       8,488   $    13,349   $        8,488
                                                               ============  ============  ===============


                 See accompanying notes to Financial Statements

                                 CYBERGATE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


1.       Organization

The Company was organized under the laws of the State of Nevada on February 15, 1996 and had no significant operations or activity until December 15, 1999 (date of inception). As of March 31, 2001 the Company proposed to seek business ventures which would allow for long-term growth. As of March 31, 2001 the Company was considered a development stage company as defined in SFAS No. 7 and had not, as of that date, commenced operations. The Company acquired 100% ownership of Home Mortgage and Loan, Inc. subsequent to the period as set forth in the 8-K filed on April 12, 2001.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

3.        Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

4.       Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's intended plan of operation for the coming year was to identify and acquire a favorable business opportunity. As reported in an 8-K filing on April 12, 2001, incorporated herein by reference, the Company acquired 100% ownership of Home Mortgage and Loan, Inc. for 16,500,000 shares of the Company's common stock. Home Mortgage and Loan, Inc. will be the primary operations for the Company. Funding for the next twelve months will come from the cash generated from the operations of Home Mortgage and Loan, Inc. Additional funding as required may be sought from the sale of securities in both private placements and registrations, operating loans from a financial institution or loans from its primary shareholder. It is anticipate that these sources of funds will be sufficient for the Company to meet its operating expenses through the end of 2001.

Home Mortgage and Loan, Inc. will operate as a subsidiary of the Company. Home Mortgage and Loan, Inc. was formed in December 18, 1998 for the purpose of retail origination and funding of residential mortgages. Home Mortgage and Loan, Inc. can be characterized as an independent mortgage company engaged in originating, processing, and funding mortgage loans on single and multiple family residences.

                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On April 11, 2001 the Company agreed to issue to Sandra Jorgensen 16,500,000 shares of common stock in exchange for her transfer of 100% of the outstanding common stock of Home Mortgage and Loan, Inc., a Utah corporation. Through this purchase the Company acquired all of the operations and management of Home Mortgage and Loan, Inc. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for cash consideration; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On April 6, 2001 the Company purchased from Richard Surber, its former President, 2,000,000 shares of common stock in exchange for a cash payment of $6,000. These shares were acquired in a private transaction and the shares are to be returned to the Company's treasury. The purchase was made to facilitate the transfer to Ms. Jorgensen and the transfer of Home Mortgage and Loan, Inc. to the Company.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed one report on Form 8-K subsequent to the end of the quarter for which this report is filed.

          (1) Report filed on April 12, 2001 reporting on the acquisition of Home Mortgage and Loan Inc., a Utah corporation, in exchange for 16,500,000 shares of the Company's common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2001.




CYBERGATE, INC.


/s/ Sandra Jorgensen
---------------------------------
Sandra Jorgensen
President and Director

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

10(i)        *      Stock   Acquisition   Agreement   (incorporated   herein  by
                    reference from the 8-K filed by the Company on April 12, 2001 with the Securities and Exchange Commission) between Cybergate, Inc. and Sandra Jorgensen, sole shareholder of Home Mortgage and Loan, Inc.

10(ii)       8      Stock  Purchase  Agreement,  dated April 6, 2001 between the
                    Company and  Richard  Surber for the  purchase of  2,000,000 shares of the Company's common stock from Mr. Surber in exchange for a cash payment of $6,000.

* Incorporated herein by reference from the referenced filings previously made by the Company.

                            STOCK PURCHASE AGREEMENT

         This Stock Purchase Agreement ("Agreement") is entered into this 6th day of April, 2001 by and between Richard D. Surber ("Surber") an individual and former President of Cybergate, Inc. with a principal office located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101, and Cybergate, Inc., a Nevada corporation ("Cybergate") with principal offices located at 3809 South West Temple, Suite 1B, Salt Lake City, Utah 84115.

          WHEREAS, Surber desires to sell to Cybergate Two Million (2,000,000) shares of the common stock of Cybergate, Inc. ("Shares").

          WHEREAS, Cybergate will pay Six Thousand Dollars ($6,000) to Surber in exchange for delivery of all certificates in negotiable form representing the Shares.

          NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. Exchange. Cybergate will pay $6,000 to Surber or assigns on April 6, 2001 and Surber will:


               a. Deliver the Shares with all the necessary executed medallion stock powers to transfer ownership to Cybergate for delivery no later than April 16, 2001; and

               b.   Cybergate will deliver to Surber the sum of $6,000.00.

2. Termination. This Agreement may be terminated at any time prior to the Closing Date:


          A.   By Surber or Cybergate:


                  (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgement of such Board of Directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                  (2) If the Closing shall have not occurred prior to April16, 2001, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

          B.   By Cybergate:


                  (1) If Surber shall fail to comply in any material respect with any of his covenants or agreements contained in this Agreement or if any of the representations or warranties of Surber contained herein shall be inaccurate in any material respect; or

          C.   By Surber:


                  (1) If Cybergate shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations or warranties of Cybergate contained herein shall be inaccurate in any material respect;

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and execution of the Agreement and the transactions herein contemplated.

3. Representations and Warranties of Surber. Surber hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

          A. Authority. Surber has the full power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement.

          B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Surber to which Surber is a party and has been duly authorized by all appropriate and necessary action.

          C. Deliverance of Shares. As of the Closing Date, the shares to be delivered to Cybergate will be restricted and constitute valid and legally issued shares of Cybergate, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Cybergate restricted stock.

          D.   No  Conflict  with  Other  Instrument.   The  execution  of  this
               agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Surber.

4.   Representations and Warranties of Cybergate.


         Cybergate hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

          A. Corporate Authority. Cybergate has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Cybergate has duly authorized the execution, delivery, and performance of this Agreement.

          B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Cybergate to which Cybergate is a party and has been duly authorized by all appropriate and necessary action.

          C.   No  Conflict  with  Other  Instrument.   The  execution  of  this
               agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Cybergate.


5. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before April 16, 2001.

         At closing Cybergate will deliver $6,000 to Surber, and Surber will deliver the Shares to Cybergate.

6. Conditions Precedent of Cyber Equestrian to Effect Closing. All obligations of Cybergate under this Agreement are subject to fulfillment prior to or as of the Closing Date, as follows:

          A. The representations and warranties by or on behalf of Cybergate contained in this Agreement or in any certificate or documents delivered to Cybergate pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Cybergate shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

          C.   All instruments and documents  delivered to Cybergate pursuant to
               the  provisions  hereof  shall  be  reasonably   satisfactory  to
               Cybergate's legal counsel.

7. Conditions Precedent of Surber to Effect Closing. All obligations of Surber under this Agreement are subject to fulfillment prior to or as of the date of Closing, as follows:

          A. The representations and warranties by or on behalf of Surber contained in this Agreement or in any certificate or documents delivered to Surber pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Surber shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

          C. All instruments and documents delivered to Surber pursuant to the provisions hereof shall be reasonably satisfactory to Surber's legal counsel.

8. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligation under this Agreement, only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

9. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11. Default at Closing. Notwithstanding the provisions hereof, if Surber shall fail or refuse to deliver any of the Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Surber and Cybergate at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Surber.

12. Costs and Expenses. Cybergate and Surber shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Cybergate and Surber have been represented by their own attorneys in this transaction, and shall pay the fees of their attorneys, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

         To Surber:                            To Cybergate:
         268 West 400 South, Suite 300         Cybergate, Inc.
         Salt Lake City, Utah 84101            3809 South West Temple, Suite 1B
                                               Salt Lake City, Utah 84115

14.  Miscellaneous.


          A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such additional steps as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

          B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

          C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement not disclosed herein.

          D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the jurisdiction of such arbitrator and waives any objection to the laying of venue in, or the jurisdiction of, said Arbitrator.

          G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

          H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenants, or conditions express or implied, other than as set forth herein, have been made by any party.

          I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

         Surber                                       Cybergate, Inc.,
                                                      a Nevada corporation


         /s/ Richard D. Surber                        By:/s/ Sandra Jorgensen
         ----------------------                       --------------------------
         Richard D. Surber                            Name: Sandra Jorgensen
                                                      Its: President